Form 10-K
period 2003-12-31
LEHMAN ABS CORP CALLABLE ZERO COUPON SER 2002-TVA-1
filed 2004-03-29
CIK 1268247

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                     ----

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


         (Mark One)

         /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2003

                                      or

         / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________ to ________

                       Commission File Number: 001-31882


                            Lehman ABS Corporation,
                         -----------------------------
                                 on behalf of:
      Callable Zero Coupon Trust Certificates, Series 2002-TVA-1 Trust
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                   Delaware                                 13-3447441
---------------------------------------------    -----------------------------
(State or Other Jurisdiction, Organization or   (I.R.S. Employer Identification
                Incorporation)                                 No.)


745 Seventh Avenue, New York, New York                   10019
---------------------------------------              --------------
  (Address of principal executive                      (Zip Code)
             offices)

     Registrant's telephone number, including area code:  (212) 526-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of Class                                   Name of Registered Exchange
--------------                                   ---------------------------

Callable Zero Coupon Trust Certificates,       New York Stock Exchange ("NYSE")
Series 2002-TVA-1

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark whether the registrant: (1) Has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to file requirements for the past 90 days
Yes /X/  No  / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes / /           No  /X/

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter:

         The registrant has no voting stock or class of common stock that is held by non-affiliates.



                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

                               Introductory Note

Lehman ABS Corporation (the "Depositor") is the depositor in respect of the Callable Zero Coupon Trust Certificates, Series 2002-TVA-1 Trust (the "Trust"), a common law trust formed pursuant to the Standard Terms for Trust Agreements, dated as of January 16, 2001, between the Depositor and U.S. Bank Trust National Association, as trustee (the "Trustee"), as supplemented by a Series Supplement (the "Series Supplement") dated as of March 25, 2002 in respect of the Trust. The Trust's assets consist solely of strips representing the principal amount payable upon maturity of 6 3/4% Global Power Bonds 1995 Series E due November 1, 2025 issued by Tennessee Valley Authority ("TVA"). The Certificates do not represent obligations of or interests in the Depositor or the Trustee.

TVA, the issuer of the bonds held by the Trust, is a wholly owned corporate agency and instrumentality of the United States of America. TVA periodically prepares information statements which describe the business and operations of TVA as of the dates of such information statements and the financial conditions of TVA as of the dates of the financial statements included therein for the information of potential purchasers of its Power Bonds, including its First Installment Series Bonds, its discount notes and such other evidence of indebtedness it may issue pursuant to the Tennessee Valley Authority Act of 1933, as amended. TVA has indicated that these information statements will be updated from time to time to reflect annual financial results of TVA and as otherwise determined appropriate by TVA. Information statements may be obtained upon written request directed to Tennessee Valley Authority, 400 West Summit Hill Drive, Knoxville, Tennessee 37902, Attention: Vice President and Treasurer, by visiting the TVA website (www.tva.gov), or by calling (865) 632-3366. Neither the Depositor nor the Trustee has participated in the preparation of such information statements, or made any due diligence investigation with respect to the information provided therein. Neither the Depositor nor the Trustee has verified the accuracy or completeness of such information statement. There can be no assurance that events affecting TVA or the underlying securities have not occurred or have not yet been publicly disclosed which would affect the accuracy or completeness of the publicly available documents described above.

                                    PART I

Item 1.  Business.
------------------
         Not Applicable

Item 2.  Properties.
--------------------
         Not Applicable

Item 3.  Legal Proceedings.
---------------------------
         None

Item 4.  Submission of Matters To A Vote of Security Holders.
-------------------------------------------------------------
         None

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
-------------------------------------------------------------------------------
         The publicly offered Certificates representing investors' interest in the Trust are represented by one or more physical Certificates registered in the name of "Cede & Co.", the nominee of The Depository Trust Company. Those publicly offered Certificates are listed on the NYSE.

Item 6.  Selected Financial Data.
---------------------------------
         Not Applicable

Item 7.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
Results of Operations.
----------------------
         Not Applicable

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
--------------------------------------------------------------------
         Not Applicable

Item 8.  Financial Statements and Supplementary Data.
-----------------------------------------------------
         Not Applicable

Item 9.  Changes In and Disagreements With Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure.
---------------------
         None

Item 9A. Controls and Procedures.
---------------------------------
         Not Applicable

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.
------------------------------------------------------------
         Not Applicable

Item 11. Executive Compensation.
--------------------------------
         Not Applicable

Item 12. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------
         Not Applicable

Item 13. Certain Relationships and Related Transactions.
--------------------------------------------------------
         None

Item 14. Principal Accounting Fees and Services.
------------------------------------------------
         Not Applicable

                                    PART IV

Item 15.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

         (a) The following documents have been filed as part of this report.

                  1. No distributions were made on the Certificates during the year ended December 31, 2003. Accordingly, the Depositor did not file any distribution reports in respect of the Trust with the Securities and Exchange Commission during such year.

                  2. None.

                  3. Exhibits:

                           99.1 - Certification by Senior Vice President of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                           99.2 - Annual Compliance Report by Trustee pursuant to 15 U.S.C. Section 7241, as adopted pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002.

         (b) None.

         (c) See Item 15(a) above.

         (d) Not Applicable.

                                   SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             Lehman ABS Corporation, as Depositor for the
                             Trust (the "Registrant")



Dated:  March 29, 2004       By:      /s/ PAUL MITROKOSTAS
                                ---------------------------------------------
                             Name:  Paul Mitrokostas
                             Title:   Senior Vice President

                                 EXHIBIT INDEX

-------------------------------------------------------------------------------
   Reference                                                  Exhibit Number
   Number per             Description of Exhibits           in this Form 10-K
  Item 601 of
 Regulation SK
-------------------------------------------------------------------------------
     (99.1)     Certification by Senior Vice President of          99.1
                the Registrant pursuant to 15 U.S.C.
                Section 7241, as adopted pursuant to
                Section 302 of the Sarbanes-Oxley Act of
                2002.
-------------------------------------------------------------------------------
     (99.2)     Annual Compliance Report by Trustee                99.2
                pursuant to 15 U.S.C. Section 7241, as
                adopted pursuant to Section 302 of the
                Sarbanes-Oxley Act of 2002.
-------------------------------------------------------------------------------