Form 10-K
period 2004-12-31
LEHMAN ABS CORP CALLABLE ZERO COUPON SER 2002-TVA-1
filed 2005-03-29
CIK 1268247

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                     ____

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934




     (Mark One)

          /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 2004

                                      or

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURI-TIES EXCHANGE ACT OF 1934

     For the transition period from ________ to ________

                       Commission File Number:          001-31882


                            Lehman ABS Corporation,
                            -----------------------
                                 on behalf of:
       Callable Zero Coupon Trust Certificates, Series 2002-TVA-1 Trust
   -----------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                       Delaware                              13-3447441
  -------------------------------------------------- ------------------------
            (State or other jurisdiction                 (I.R.S. Employer
          of incorporation or organization)             Identification No.)

        745 Seventh Avenue, New York, New York                10019
  -------------------------------------------------- ------------------------
       (Address of principal executive offices)            (Zip Code)

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

Indicate by check mark whether the registrant: (1) Has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to file requirements for the past 90 days.
Yes  /X/  No  / /

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

TVA, the issuer of the bonds held by the Trust, is a wholly owned corporate agency and instrumentality of the United States of America. TVA periodically prepares information statements which describe the business and operations of TVA as of the dates of such information statements and the financial conditions of TVA as of the dates of the financial statements included therein for the information of potential purchasers of its Power Bonds, including its First Installment Series Bonds, its discount notes and such other evidence of indebtedness it may issue pursuant to the Tennessee Valley Authority Act of 1933, as amended. TVA has indicated that these information statements will be updated from time to time to reflect annual financial results of TVA and as otherwise determined appropriate by TVA. Information statements may be obtained upon written request directed to Tennessee Valley Authority, 400 West Summit Hill Drive, Knoxville, Tennessee 37902, Attention: Vice President and Treasurer, by visiting the TVA website (www.tva.gov), or by calling (865) 632-3366. Neither the Depositor nor the Trustee has participated in the preparation of such information statements, or made any due diligence investigation with respect to the information provided therein. Neither the Depositor nor the Trustee has verified the accuracy or completeness of such information statements. There can be no assurance that events affecting TVA or the underlying securities have not occurred or have not yet been publicly disclosed which would affect the accuracy or completeness of the publicly available documents described above.

                                    PART I

Item 1.  Business.
------------------
          Not Applicable

Item 2.  Properties.
-------------------
          Not Applicable

Item 3.  Legal Proceedings.
---------------------------
          None

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------
          None

                                    PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and
-------------------------------------------------------------------------------
Issuer Purchases of Equity Securities.
--------------------------------------
     The publicly offered Certificates representing investors' interest in the Trust are represented by one or more physical Certificates registered in the name of "Cede & Co.", the nominee of The Depository Trust Company. Those publicly offered Certificates are listed on the NYSE.

Item 6.  Selected Financial Data.
---------------------------------
          Not Applicable

Item 7.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
Results of Operation.
---------------------
          Not Applicable

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

Item 9B. Controls and Procedures.
---------------------------------
          Not Applicable

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

Item 13. Certain Relationships and Related Transactions.
--------------------------------------------------------
          None

Item 14. Principal Accounting Fees and Services.
------------------------------------------------
          Not Applicable

                                    PART IV

Item 15. Exhibits, Financial Statement Schedules.
-------------------------------------------------

      (a)   The following documents have been filed as part of this report.

            1. No distributions were made on the Certificates during the year ended December 31, 2004. Accordingly, the Depositor did not file any distribution reports in respect of the Trust with the Securities and Exchange Commission during such year.

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

      (b)   See Item 15(a) above.

      (c)   Not Applicable.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Lehman ABS Corporation, as Depositor for the
                                   Trust (the "Registrant")



Dated:  March 28, 2005             By:      /s/ CHARLES M. WEAVER
                                      -----------------------------------------
                                   Name: Charles M. Weaver
                                   Title: Vice President

                                 EXHIBIT INDEX

------------------------------------------------------------------------------------------
   Reference
   Number per                   Description of Exhibits                  Exhibit Number
  Item 601 of                                                          in this Form 10-K
 Regulation SK
------------------------------------------------------------------------------------------
     (99.1)     Certification by Vice President of the Registrant             99.1
                pursuant to 15 U.S.C. Section 7241, as adopted
                pursuant to Section 302 of the Sarbanes-Oxley Act of
                2002.
------------------------------------------------------------------------------------------
     (99.2)     Annual Compliance Report by Trustee pursuant to 15            99.2
                U.S.C. Section 7241, as adopted pursuant to Section
                302 of the Sarbanes-Oxley Act of 2002.
------------------------------------------------------------------------------------------