Form 10-K
period 2005-12-31
LEHMAN ABS CORP CALLABLE ZERO COUPON SER 2002-TVA-1
filed 2006-03-27
CIK 1268247

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

          For the fiscal year ended December 31, 2005

                                      or

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURI-TIES EXCHANGE ACT OF 1934

                For the transition period from ________ to ________

                       Commission File Number:  001-31882


                            Lehman ABS Corporation,
                                 on behalf of:
       Callable Zero Coupon Trust Certificates, Series 2002-TVA-1 Trust
   -------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                   Delaware                               13-3447441
---------------------------------------------- ---------------------------------
       (State or other jurisdiction of                 (I.R.S. Employer
        incorporation or organization)                Identification No.)

    745 Seventh Avenue, New York, New York                   10019
---------------------------------------------- ---------------------------------
   (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:  (212) 526-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of Class                                       Name of Registered Exchange
--------------                                       ---------------------------

Callable Zero Coupon Trust Certificates, Series        New York Stock Exchange
       2002-TVA-1                                             ("NYSE")


Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes / /        No /X/

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes / /        No /X/

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes / /        No /X/

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

                                    PART I

Item 1. Business.
-----------------
      Not Applicable

Item 1A. Risk Factors.
----------------------
      Not Applicable

Item 1B. Unresolved Staff Comments.
-----------------------------------
      Not Applicable

Item 2.  Properties.
-------------------
      Not Applicable

Item 3.  Legal Proceedings.
---------------------------
      None

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------
      None

                                    PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
      The publicly offered Certificates representing investors' interest in the Trust are represented by one or more physical Certificates registered in the name of "Cede & Co.", the nominee of The Depository Trust Company. Those publicly offered Certificates are listed on the NYSE.

Item 6.  Selected Financial Data.
---------------------------------
      Not Applicable

Item 7. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
Results of Operation.
---------------------
      Not Applicable

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
--------------------------------------------------------------------
      Not Applicable

Item 8. Financial Statements and Supplementary Data.
----------------------------------------------------
      Not Applicable

Item 9. Changes in and Disagreements With Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure.
---------------------
      None

Item 9A. Controls and Procedures.
---------------------------------
      Not Applicable

Item 9B. Controls and Procedures.
---------------------------------
      Not Applicable

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.
-------------------------------------------------------------
      Not Applicable

Item 11.   Executive Compensation.
----------------------------------
      Not Applicable

Item 12. Security Ownership of Certain Beneficial Owners and Management and
---------------------------------------------------------------------------
Related Stock Matters.
----------------------
      Not Applicable

Item 13.  Certain Relationships and Related Transactions.
---------------------------------------------------------
      None

Item 14.  Principal Accounting Fees and Services.
-------------------------------------------------
      Not Applicable

                                    PART IV

Item 15.  Exhibits, Financial Statement Schedules.
--------------------------------------------------

      (a)   The following documents have been filed as part of this report.

            1. No distributions were made on the Certificates during the year ended December 31, 2005. Accordingly, the Depositor did not file any distribution reports in respect of the Trust with the Securities and Exchange Commission during such year.

            2.    None.

            3.    Exhibits:

                  31.1 - Certification by Senior Vice President of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  31.2 - Annual Compliance Report by Trustee pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

                                    Lehman ABS Corporation, as Depositor for the
                                    Trust (the "Registrant")



Dated:  March 27, 2006              By:   /s/ CHARLES M. WEAVER
                                       ---------------------------------------
                                    Name:  Charles M. Weaver
                                    Title: Senior Vice President

                                 EXHIBIT INDEX

      --------------------------------------------------------------
        Reference                                         Exhibit
       Number per                                          Number
       Item 601 of       Description of Exhibits          in this
      Regulation SK                                      Form 10-K
      --------------------------------------------------------------
                 Certification by Senior Vice
                 President of the Registrant pursuant
        (31.1)   to 15 U.S.C. Section 7241, as adopted      31.1
                 pursuant to Section 302 of the
                 Sarbanes-Oxley Act of 2002.
      --------------------------------------------------------------
                 Annual Compliance Report by Trustee
        (31.2)   pursuant to 15 U.S.C. Section 7241,       31.2
                 as adopted pursuant to Section 302 of
                 the Sarbanes-Oxley Act of 2002.
      --------------------------------------------------------------